Form 10QSB
period 2000-11-30
SUPER VENTURES CORP
filed 2001-05-03
CIK 1121600

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ended November 30, 2000, Commission File Number 0-31333


                          SUPER VENTURES CORPORATION
        ---------------------------------------------------------
         (Exact name of Registrant as specified in its charter)


          Nevada                              Not Available
       ------------------------     --------------------------------------
      (State of Incorporation)      (I.R.S. Employer Identification Number)


                   16 Julia Street, Thornhill, Ontario L3T 4R9
             ----------------------------------------------------
           (address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code: (905) 731-0189


                             Not Applicable
       -----------------------------------------------------------------
       (Former name, address or fiscal year if changed since last report)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes                No       x
                                ----------         ----------

  The total number of shares outstanding of the issuer's common shares, par value $ .001, as of the date of this report, follow:

                            1,000,000

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements







                           SUPER VENTURES CORPORATION
                          (A Development Stage Company)

                          Interim Financial Statements

                               November 30,2000

SUPER VENTURES CORPORATION
(A Development Stage Company)
INTERIM BALANCE SHEET
NOVEMBER 30, 2000
(UNAUDITED)


ASSETS
Current Assets
Cash                                                                $    -
                                                                     -------

Total Current Assets                                                     -
                                                                     -------

Other Assets
Incorporation costs                                                      545
                                                                     -------

Total Other Assets                                                       545
                                                                     -------

TOTAL ASSETS                                                        $    545
                                                                     =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Advance from shareholder                                            $    545
                                                                     -------

TOTAL CURRENT LIABILITIES                                                545
                                                                     -------

Stockholders' Equity
Preferred stock, authorized 5,000,000 shares par value $ .001:
 none outstanding
Common stock, authorized 50,000,000 shares, par value $ .001,
 issued  and outstanding - 1,000,000                                   1,000
Deficit accumulated during the development stage                      (1,000)
                                                                     -------

Total Stockholders' Equity                                                -
                                                                     -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $    545
                                                                     =======


The accompanying notes are an integral part of these financial statements

SUPER VENTURES CORPORATION
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000
(UNAUDITED)


INCOME                                                           $    -

OPERATING EXPENSES
Professional Fees                                                     -
Amortization Expenses                                                 -
Administrative Expenses                                               -
                                                                  -------

Total Operating Expenses                                              -
                                                                  -------

Net Loss from Operations                                         $    -
                                                                  =======

Weighted average number of shares outstanding                   1,000,000
                                                                =========

Net Loss Per Share                                               $    -
                                                                  =======


The accompanying notes are an integral part of these financial statements.

SUPER VENTURES CORPORATION
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000
(UNAUDITED)

Indirect Method


Cash Flows From Operating Activities
Net loss                                                            $    -
Adjustments to reconcile net loss to net cash used
 operating activities:
 Stock issued for services                                               -
Changes in assets and liabilities
 Increase in Advance from Shareholder                                    -
 Increase in Other Assets                                                -
                                                                      ------

                                                                         -
                                                                      ------

Net Cash Used in Operating Activities                                    -
                                                                      ------

Cash Flow From Financing Activities
Issuance of common stock                                                 -
                                                                      ------

Net Cash Provided By Financing Activities                                -
                                                                      ------

Increase(decrease) in Cash                                               -

Cash and Cash Equivalents - Beginning of period                          -
                                                                      ------

Cash and Cash Equivalents - End of period                            $   -
                                                                      ======

Supplemental Cash Flow Information
 Interest paid                                                       $   -
                                                                      ======
 Taxes paid                                                          $   -
                                                                      ======

The accompanying notes are an integral part of these financial statements

SUPER VENTURES CORPORATION
(A Development Stage Company)
Interim Statement of Changes in Stockholders' Equity
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000
(UNAUDITED)



                                                        Deficit
                                                      Accumulated
                                           Additional  During the
                           Common Stock      Paid-In   Development
                      Shares   Amount        Capital     Stage        Totals
Balance - August 31,
 2000               1,000,000   $ 1,000       $   -       $ (1,000)     $  -


Stock issued for
 services              -           -            -            -             -

Net loss for period    -           -            -            -             -
                    --------     ------        ------      -------       ------

Balances - November
 30, 2000          1,000,000    $ 1,000       $   -       $ (1,000)     $   -
                   =========     ======        ======      =======       ======











The accompany notes are an integral part of these financial statements.

SUPER VENTURES CORPORATION
(A Development Stage Company)
Notes To Interim Financial Statements
November 30, 2000
(UNAUDITED)

Note 1 - Organization and Summary of Significant Accounting Policies:

	Nature of Business

 Super Ventures Corporation (the "Company") was incorporated on May 5, 2000 under the laws of the State of Nevada. The Company's primary business operations are to and engage in internet related businesses. The Company is searching for a viable entity upon which to merge and/or acquire. The Company intends on going public in order to raise the funds required in order to fulfill its business objectives.

	The Company's fiscal year end is August 31,

	Basis of Presentation - Development Stage Company

 The Company has not earned any revenue from limited principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

	Basis of Accounting

 The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

	Estimates

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

	Cash and Cash Equivalents

	For purposes of the statement of cash flows, the Company considered all
 cash and other highly	liquid investments with initial maturities of three
 months or less to be cash equivalents.

	Net earning (loss) per share

 Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible preferred stock, in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive.

SUPER VENTURES CORPORATION
(A Development Stage Company)
Notes To Interim Financial Statements
November 30, 2000
(UNAUDITED)

	Fair Value of Financial Instruments

 The carrying amount of advances for shareholders is considered to be representative of its respective fair value because of the short-term nature of these financial instruments.

	Income Taxes

 The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.

 Note 2 - Capital Stock Transactions

 The authorized capital common stock is 50,000,000 shares of common stock at $.001 par value. The Company has issued 1,000,000 of common stock for services rendered as administrative expenses at a cost of $1,000 which was expensed during the fiscal year ended August 31, 2000.

 Note 3 - Advance from Shareholder

 An officer of the Company advanced cash to the Company for start-up incorporation costs of $545. This advance was unsecured, bears no interest, and is due on demand.

 Note 4 - Going Concern:

 The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company operations are in the development stage and the Company has generated no income.

 The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

PART II - OTHER INFORMATION


Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations

         None

Item 6 - Exhibits and Reports on Form 8-K

         Exhibit 11 - Computation of earnings per common share - see Statement of Operations

         Reports on Form 8-K - None

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


SUPER VENTURES CORPORATION


BY: /s/ M. WINICK
   ---------------------------
   Marvin N. Winick, President


Dated:  May 2, 2001