Form 10QSB
period 2001-05-31
SUPER VENTURES CORP
filed 2001-07-16
CIK 1121600

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ended May 31, 2001, Commission File Number 0-31333


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

                          Interim Financial Statements

                                  May 31, 2001

SUPER VENTURES CORPORATION
(A Development Stage Company)
INTERIM BALANCE SHEET
MAY 31, 2001
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
                                                                     =======


The accompanying notes are an integral part of these financial statements

SUPER VENTURES CORPORATION
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED MAY 31, 2001
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

SUPER VENTURES CORPORATION
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 2001
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
                                                                      ======

The accompanying notes are an integral part of these financial statements

SUPER VENTURES CORPORATION
(A Development Stage Company)
Interim Statement of Changes in Stockholders' Equity
FOR THE NINE MONTHS ENDED MAY 31, 2001
(UNAUDITED)



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

Balances - May 31,
     2001          1,000,000   $1,000       $   -       $ (1,000)     $   -
                    ========    =====        ======       ======       ======











The accompany notes are an integral part of these financial statements.

SUPER VENTURES CORPORATION
(A Development Stage Company)
Notes To Interim Financial Statements
MAY 31, 2001
(UNAUDITED)

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

SUPER VENTURES CORPORATION
(A Development Stage Company)
Notes To Interim Financial Statements
MAY 31, 2001
(UNAUDITED)

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


Dated:  June 11, 2001