Form 10KSB
period 2002-08-31
SUPER VENTURES CORP
filed 2002-10-03
CIK 1121600

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                        Form 10-KSB/A

                        Annual Report Pursuant to Section 13 or 15(d) of
                           The Securities Exchange Act of 1934

                         Date of Report            August 31, 2002

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [x]

The issuer's revenues for the fiscal year ended August 31, 2002 were $  nil

As of August 31, 2002, there were 24,000 shares of the issuer's common stock, $ .001 par value, outstanding with an aggregate market value of $ 24 held by non-affiliates. For the purpose of this disclosure, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

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

EMPLOYEES

As of August 31, 2002, the Company has had no full time employees or managers.

ITEM 2.   DESCRIPTION OF PROPERTY

The Company has no leased or owned premises. At present the Company is using one of the director's premises at no cost for company business.


ITEM 3.   LEGAL PROCEEDINGS

The Company is not engaged in any litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended August 31, 2002.

                                   PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common shares, par value $ .001 (the "Shares") are not being traded on a stock market exchange at this time.

On August 31, 2002, there were 34 shareholders.

The Company has never paid a cash dividend and does not presently anticipate doing so in the foreseeable future, but expects to retain earnings, if any, for use in its business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

For the fiscal year ended August 31, 2002, there were no operations. The Company has been using consultants, directors and officers to locate suitable business acquisitions and as such has been paying these consultants, officers and directors with common stock of the Company.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The executive officers and directors of the Company are as follows:

Name					Age		Position

Marvin N. Winick               53		Director, President,

Sterling Klein		       32		Director, Secretary Treasurer

Sak Narwal		     	       37		Director


Mr. Marvin N. Winick, 53 years old, has been a Director of the Company since inception May 9, 2000. Mr. Winick is a self employed Canadian accountant who has done consulting and accounting for several U.S. companies including Omicron
Technologies, Inc., Dyncom , Inc. Nature Treat Products Inc.   and Auto.com Inc.
He has been a director of a public company Tokn, Inc. since 1989.. Mr. Winick has had several years of computer, accounting and experience in US securities laws which has helped him to assist other companies as mentioned above.

	Sterling Klein, 32 years, is a self-employed corporate consultant specializing in securities, administration and public relations since 1993. For two years he has done consulting work for Omicron Technologies, Inc. a publicly traded company. From 1996 to 1998 he also served as a director and officer of Winchester Mining Corporation a company trading OTC on the Nasdq Stock Exchange

Sak Narwal, age 37 after studying Commerce (Marketing & Finance) and Law at the University of British Columbia, completed a UBC Professional Program in mortgage brokering and real estate finance within the Urban Land Economics Faculty. His diverse business experience has extended from entrepreneurial ventures to corporate management. Subsequent to several entrepreneurial ventures, Mr. Narwal founded Pentagon Mortgage Investment Corporation and Pentagon Management Corporation. Through these companies he raised and managed investment capital and facilitated lending in a variety of commercial and residential mortgages.

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

Independent Auditors' Report

Balance Sheets as of August 31, 2002 and 2001

Statements of Operations for the years ended August 31, 2002 and 2001

Statement of Stockholders' Equity for the year ended August 31, 2002

Statements of Cash Flows for the years ended August 31, 2002 and 2001

Notes to Financial Statements as of August 31, 2002

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

SIGNATURES

REPORTS ON FORM 8-K

	There were no reports on Form 8-K filed during the quarter ended August
31, 2002.


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
				By:            /s/  MARVIN WINICK
				          -------------------------
				          Marvin Winick, President

DATE:   October 3, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURES				TITLE				        DATE
------------------   ---------------                      ------------

/s/   MARVIN WINICK      Director, President              October 3, 2002
----------------------
Marvin Winick

/s/   STERLING KLEIN	 Director, Secretary/Treasurer    October 3, 2002
----------------------
Sterling Klein

/s/   SAKWINDER NARWAL	 Director			          October 3, 2002
----------------------
Sakwinder Narwal

                                   SUPER VENTURES CORPORATION
                                 (A Development Stage Company)


                                    Financial Statements
                                      August 31, 2002

                                     INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Super Ventures Corporation


We have audited the accompanying balance sheet of Super Ventures Corporation (A Development Stage Company) as of August 31, 2002 and 2001, and the related statement of operations, cash flows, and changes in stockholders' equity for the year then ended and for the period May 9, 2000(inception) to August 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Super Ventures Corporation at August 31, 2002, and the results of their operations and their cash flows for the year then ended and for the period, May 9, 2000(inception) to August 31, 2002 in conformity with accounting principles generally accepted in the United States.

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



Michael Johnson & Co., LLC
Denver, Colorado
October 1, 2002

                                           SUPER VENTURES CORPORATION
                                     (A DEVELOPMENT STAGE COMPANY)
                                          BALANCE SHEET
                                          AUGUST 31,


                                                     2002        2001

ASSETS:

Current Assets:
  Cash                                             $   -       $   -
                                                    --------    -------
Total Current Assets                                   -           -
                                                    --------    -------

Other Assets
Incorporation Costs                                    -           -
                                                    --------    -------
Total Other Costs                                      -           -
                                                    --------    -------

TOTAL ASSETS                                       $   -       $   -
                                                    ========    =======


LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
Accounts payable                                   $    750    $ 1,500
Advance from shareholder                              2,045        545
                                                    -------     ------

TOTAL CURRENT LIABILITIES                             2,795      2,045
                                                    -------     ------

Stockholders' Equity:
  Preferred stock, $.001 par value, 5,000,000
   shares authorized: none outstanding                  -          -
  Common stock, $.001 par value, 50,000,000
   shares authorized, 10,024,000 shares issued and
    outstanding( 2001 - 10,024,000)                  10,024     10,024
  Deficit accumulated during the development stage  (12,819)   (12,069)
                                                   --------     ------

Total Stockholders' Equity                           (2,795)    (2,045)
                                                   --------     ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $    -   $      -
                                                    =======    =======

The accompanying notes are an integral part of these financial statements.

                          SUPER VENTURES CORPORATION
                         (A Development Stage Company)
                           STATEMENT OF OPERATIONS


                                                  May 9,    May 9,
                                        Year       2000       2000
                                        Ended (Inception)  (Inception)
                                        Aug 31   to Aug       to Aug
                                         2002    31, 2001    31, 2002

INCOME                                $     -  $     -      $     -

OPERATING EXPENSES:
Professional Fees                         750     1,500        2,250
Amortization Expense                       -         -            -
Administrative Expenses                    -     10,569       10,569
                                       ------   -------      -------
Total Operating Expenses                  750    12,069       12,819
                                       ------   -------      -------

Net Loss from Operations             $   (750) $(12,069)    $(12,819)
                                      =======   =======      =======

Weighted average number of
  shares outstanding               10,024,000  2,004,000
                                   ==========   ========

Net Loss Per Share                   $ (0.000) $ (0.006)
                                      =======   =======






















The accompanying notes are an integral part of these financial statements.

                                 SUPER VENTURES CORPORATION
                                (A Development Stage Company)
                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                       Deficit
                                                     Accumulated
                                       Additional     During the
                        Common Stock    Paid-In      Development
                     Shares   Amount    Capital         Stage       Totals
Balance - May 9,
  2000                       $    -    $    -     $     -        $     -

Stock issued for
  Services         1,000,000   1,000        -           -          1,000
Net loss for
  Period               -          -         -       (1,545)       (1,545)
                   --------   ------   --------    --------       ------
Balance -  August
       31, 2000    1,000,000 $ 1,000   $    -     $ (1,545)      $  (545)

Stock issued for
    Services       9,024,000   9,024        -           -          9,024
Net loss for year      -          -         -      (10,524)      (10,524)
                  ----------  ------    -------    -------         -------
Balance - August
   31, 2001       10,024,000 $10,024   $    -     $(12,069)     $ (2,045)

Net loss - August
   31, 2002           -           -         -         (750)         (750)
                  ---------   ------    -------    -------       -------

Balance - August
   31, 2002       10,024,000 $10,024   $    -     $(12,819)     $ (2,795)
                 ===========  ======    =======    =======       =======














The accompanying notes are an integral part of these financial statements.

                                  SUPER VENTURES CORPORATION
                                (A Development Stage Company)
                                    STATEMENT OF CASH FLOWS



                                                  May 9,    May 9,
                                        Year       2000       2000
                                        Ended (Inception)  (Inception)
                                        Aug 31   to Aug       to Aug
                                         2002    31, 2001    31, 2002

Cash Flows From Operating Activities:
  Net (Loss)                           $    (750) $(12,069)  $ (12,819)
  Adjustments to reconcile net loss
    to net cash used in operating
      activities:
   Stock issued for services                 -      10,024      10,024
   Changes in assets and liabilities:
    Increase(decrease)in accounts payable   (750)    1,500         750
    Increase in Other Assets                 -         -          -
                                        --------    ------     -------
                                          (1,500)   11,524      10,774
                                        --------    ------     -------

Net Cash Used in Operating Activities     (1,500)     (545)     (2,045)
                                        --------    ------     -------

Cash Flow From Financing Activities:
  Issuance of Common Stock                   -         -           -
  Advances from shareholder                1,500      545        2,045
                                         --------   -----      -------

  Net Cash Provided By Financing
        Activities                         1,500      545        2,045
                                         --------   -----      -------

Increase (Decrease) in Cash                  -         -           -

Cash and Cash Equivalents - Beginning of
       period                                -         -           -
                                         --------   -----      -------

Cash and Cash Equivalents - End of
       period                          $     -     $   -     $     -
                                        ========    ======    =======

Supplemental Cash Flow Information:
  Interest paid                        $     -     $   -     $      -
                                        ========    =====     ========
  Taxes paid                           $     -     $   -     $      -
                                        ========    =====     ========

The accompanying notes are an integral part of these financial statements.

                                SUPER VENTURES CORPORATION
                               (A Development Stage Company)
                              Notes To Financial Statements
                                    August 31, 2002

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


                            SUPER VENTURES CORPORATION
                           (A Development Stage Company)
                           Notes To Financial Statements
                                August 31, 2002

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



Note 4 - Advance from Shareholder



An officer of the Company advanced cash to the Company for start-up and payment of audit fees totaling $ 2,045. These advances are unsecured, bear no interest, and are due on demand.











                            SUPER VENTURES CORPORATION
                           (A Development Stage Company)
                           Notes To Financial Statements
                                August 31, 2002


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

Deferred tax assets
  Net operating loss carryforwards                       $ 12,819
  Valuation allowance for deferred tax assets             (12,819)
                                                          -------
Net deferred tax assets                                  $    -
                                                          =======

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of August 31, 2002, the Company had net operating loss carryforwards of approximately $ 12,819 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2016. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

Note 6 - Going Concern:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company has generated no revenues and current liabilities exceed current assets by $ 2,795.


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

                                                            EXHIBIT 23


                         CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Super Ventures Corporation

We consent to incorporation of our report dated October 1, 2002, of the balance sheets of Super Ventures Corporation. as of August 31, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the years then ended, which report appears in the August 31, 2002 annual report on Form 10-KSB of Super Ventures Corporation


Michael Johnson & Co. LLP
Dated: October 3, 2002