Form 10QSB
period 2002-11-30
SUPER VENTURES CORP
filed 2003-03-17
CIK 1121600

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ended November 30, 2002, Commission File No. 0-31333


                           SUPER VENTURES CORPORATION
        ---------------------------------------------------------
         (Exact name of Registrant as specified in its charter)


          Nevada                              Not Available
       ------------------------     -----------------------------------
      (State of Incorporation)      (I.R.S. Employer Identification
                                                Number)


                  14 Pico Crescent, Thornhill, Ontario L4J 8P4
             ----------------------------------------------------
           (address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code: (905) 731-0189

                             Not Applicable
       ----------------------------------------------------------------
       (Former name, address or fiscal year if changed since last report)

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

                          Interim Financial Statements

                               November 30, 2002
                                   (UNAUDITED)

                           SUPER VENTURES CORPORATION
                         (A Development Stage Company)
                             INTERIM BALANCE SHEET
                               NOVEMBER 30, 2002
                                  (UNAUDITED)


                                                  November  Year Ended
                                                    30,      August 31
                                                   2002        2002
                                                (Unaudited)  (Audited)
ASSETS
Current Assets
Cash                                             $   -        $   -
                                                  -------      -------

Total Current Assets                                 -            -
                                                  -------      -------

Other Assets
Incorporation costs                                  -            -
                                                  -------      -------

Total Other Assets                                   -            -
                                                  -------      -------

TOTAL ASSETS                                     $   -        $   -
                                                  =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                 $   -        $    750
Advance from shareholder                            2,795        2,045
                                                  -------      -------
TOTAL CURRENT LIABILITIES                           2,795        2,795
                                                  -------      -------

Stockholders' Equity
Preferred stock, authorized 5,000,000 shares
 par value $ .001: none outstanding                  -            -
Common stock, authorized 50,000,000 shares,
 par value $ .001, issued and outstanding
  - 10,024,000( August 31, 2002 - 10,024,000)      10,024       10,024

Deficit accumulated during the development stage  (12,819)     (12,819)
                                                  -------      -------

Total Stockholders' Equity                         (2,795)      (2,795)
                                                  -------      -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   -        $   -
                                                  =======      =======


The accompanying notes are an integral part of these financial statements

                           SUPER VENTURES CORPORATION
                         (A Development Stage Company)
                        INTERIM STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002
                                  (UNAUDITED)


                                                                    From
                                                                  Inception
                                          Three Months Ended          to
                                            November  30,        November 30,
                                          2002      2001             2002
INCOME                                   $   -      $   -        $   -
                                          -------    -------      -------

OPERATING EXPENSES
Professional Fees                            -          -           2,250
Amortization Expenses                        -          -            -
Administrative Expenses                      -          -          10,569
                                          -------    -------      -------

Total Operating Expenses                     -          -          12,819
                                          -------    -------      -------

Net Loss from Operations                 $   -      $   -        $(12,819)
                                          =======    =======      =======

Weighted average number of shares
 outstanding                           10,024,000   10,024,000
                                       ==========   ==========

Net Loss Per Share                       $   -      $   -
                                          =======    =======








The accompanying notes are an integral part of these financial statements.

                                 SUPER VENTURES CORPORATION
                         (A Development Stage Company)
                        INTERIM STATEMENT OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002
                                  (UNAUDITED)



                                                                    From
                                                                  Inception
                                          Three Months Ended          to
                                            November  30,        November 30,
                                          2002      2001             2002


Cash Flows From Operating Activities
Net loss                                  $   -    $   -        $  (12,819)
Adjustments to reconcile net loss to
net cash used operating activities:
 Stock issued for services                    -        -            10,024
Changes in assets and liabilities
 Increase(decrease)in accounts payable      (750)      -              -
 Increase in Other Assets                     -        -              -
                                          -------   -------        -------

                                            (750)      -            10,024
                                          -------   -------        -------

Net Cash Used in Operating Activities       (750)      -            (2,795)
                                          -------   -------        -------

Cash Flow From Financing Activities
Issuance of common stock                      -        -              -
Advances from shareholder                    750       -             2,795
                                          -------   -------        -------

Net Cash Provided By Financing Activities    750       -             2,795
                                          -------   -------        -------
Increase(decrease) in Cash                    -        -              -

Cash and Cash Equivalents - Beginning of
           period                             -        -              -
                                          -------   -------        -------
Cash and Cash Equivalents - End of
           period                        $    -    $   -          $   -
                                          =======   =======        =======
Supplemental Cash Flow Information
 Interest paid                           $    -    $   -          $   -
                                          =======   =======        =======
 Taxes paid                              $   -     $   -          $   -
                                          =======   =======        =======

The accompanying notes are an integral part of these financial statements

                           SUPER VENTURES CORPORATION
                         (A Development Stage Company)
              Interim Statement of Changes in Stockholders' Equity
                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002
                                  (UNAUDITED)



                                                        Deficit
                                                      Accumulated
                                           Additional  During the
                           Common Stock      Paid-In   Development
                      Shares   Amount        Capital     Stage       Totals
Balance - May 9,
 2000                   -      $   -      $    -       $    -     $    -


Stock issued for
 services             400,000       400        -            -          400

Net loss for
   period               -          -           -           (945)      (945)
-
                     --------   -------     -------     -------    -------

Balance - August
 31, 2000             400,000  $    400    $   -       $   (945)  $   (545)

Stock issued for
 services           9,624,000     9,624        -            -        9,624

Net loss for
   year                 -          -           -        (11,124)   (11,124)
                   ----------   -------     -------     -------    -------
Balance - August
 31, 2001          10,024,000  $ 10,024    $   -       $(12,069)  $ (2,045)

Stock issued for
 services               -          -           -            -         -

Net loss for
   year                 -          -           -           (750)      (750)
                   ----------   -------     -------     -------    -------
Balance - August
 31, 2002          10,024,000  $ 10,024    $   -       $(12,819)  $ (2,795)

Net loss - November
 30, 2002              -           -           -            -         -
                   ----------   -------     -------     -------    -------
Balance - November
 30, 2002          10,024,000  $ 10,024    $   -       $(12,819)  $ (2,795)
                   ==========   =======     =======     =======    =======











The accompany notes are an integral part of these financial statements.

                           SUPER VENTURES CORPORATION
                         (A Development Stage Company)
                     Notes To Interim Financial Statements
                               November 30, 2002
                                  (UNAUDITED)

Note 1 - Organization and Summary of Significant Accounting Policies:

         Nature of Business

     SUPER VENTURES CORPORATION(the "Company") was incorporated on May 9, 2000 under the laws of the State of Nevada. The Company's primary business operations are to and engage in internet related businesses. The Company is searching for a viable entity upon which to merge and/or acquire. The Company intends on going public in order to raise the funds required in order to fulfill its business objectives.

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

                           SUPER VENTURES CORPORATION
                         (A Development Stage Company)
                     Notes To Interim Financial Statements
                               November 30, 2002
                                  (UNAUDITED)

         Fair Value of Financial Instruments

     The carrying amount of advance from a shareholder is considered to be representative of its fair value because of the short-term nature of this financial instrument.

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

 Note 3 - Advance from Shareholder

     An officer of the Company advanced cash to the Company for start-up incorporation costs of $545 and to pay certain accounts payable totaling $2,250. These advances are unsecured, bear no interest, and are due on demand.

 Note 4 -Income Taxes

     There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has incurred losses in all periods and for all jurisdictions.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Deferred tax assets
  Net operating loss carryforwards                       $  2,795
  Valuation allowance for deferred tax assets              (2,795)
                                                          -------
Net deferred tax assets                                  $    -
                                                          =======

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of November 30, 2002, the Company had net operating loss carryforwards of approximately $ 2,795 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2017. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

 Note 5 - Going Concern:

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

PART II - OTHER INFORMATION


Item 2 - Management's Discussion and Analysis of Financial Conditions
           and Results of Operations

     THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION CONTAINED IN THIS REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" THAT INVOLVE RISK AND UNCERTAINTIES. THESE STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD" OR "ANTICIPATES" OR THE NEGATIVE THEREOF OR SIMILAR EXPRESSIONS OR BY DISCUSSIONS OF STRATEGY. THE CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS REPORT.

Results of Operations

     For the three months ended November 30, 2002 the Company has not generated any revenues. Management's efforts to date have been devoted to focusing on raising capital in order to fulfil its business objectives. To date, management has been unsuccessful. The Company has incurred operating losses to date of $2,795 and will continue to incur losses until such time as an acquisition candidate is identified and, even if successful in acquiring a business or consummating a business combination, there can be no assurance that this business will be profitable.

Liquidity and Capital Resources

     The Company has no cash. The investigation of prospective financing candidates involves the expenditure of capital. The Company will likely have to look to Mr. Marvin Winick or to third parties for additional capital. There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to conclude its business objectives or to pay ongoing operating expenses.


Item 6 - Exhibits and Reports on Form 8-K

         Exhibit 11 - Computation of earnings per common share - see
                      Statement of Operations

         Reports on Form 8-K - None

         Exhibit 99   Certification in connection with the Sorbanes-Oxley Act

                                                         EXHIBIT 99.1


                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Form 10-QSB of Super Ventures Corporation (the "Company") for the period ending November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marvin Winick, President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully  complies  with the  requirements  of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  March 14, 2003                     By: /s/ Marvin Winick
                                             ---------------------------------
                                             Name:   Marvin Winick
                                             Title:  President

                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


SUPER VENTURES CORPORATION

BY: /s/ M. WINICK
   ---------------------------
   Marvin N. Winick, President


Dated:  March 14, 2003