Form 10QSB
period 2003-05-31
SUPER VENTURES CORP
filed 2004-12-01
CIK 1121600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ended May 31, 2003, Commission File No. 0-31333


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

                          Interim Financial Statements

                                  May 31, 2003
                                   (UNAUDITED)

                           SUPER VENTURES CORPORATION
                          (A Development Stage Company)
                              INTERIM BALANCE SHEET
                                  May 31, 2003
                                   (UNAUDITED)


                                                             Year Ended
                                                  May 31,    August 31
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
                                                  =======      =======


The accompanying notes are an integral part of these financial statements

                           SUPER VENTURES CORPORATION
                         (A Development Stage Company)
                        INTERIM STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED May 31, 2003
                                  (UNAUDITED)


                                                                    From
                                                                (May 9, 2000)
                                                                  Inception
                           Three Months     Nine Months Ended         to
                           Ended May 31,        May 31              May 31,
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

                           SUPER VENTURES CORPORATION
                          (A Development Stage Company)
                         INTERIM STATEMENT OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED May 31, 2003
                                   (UNAUDITED)


                                                                From Inception
                                                                 (May 9, 2000)
                                        Nine Months Ended             to
                                             May 31,               May 31,
                                       2003        2002             2003
S>
Cash Flows From Operating Activities
Net loss                                  $   -    $   -        $  (12,819)
Adjustments to reconcile net loss to
net cash used operating activities:
 Stock issued for services                    -        -            10,024
Changes in assets and liabilities
 Increase(decrease)in accounts payable      (750)      -              -
 Increase in Other Assets                     -        -              -
                                          -------   -------        -------

                                            (750)      -            10,024
                                          -------   -------        -------

Net Cash Used in Operating Activities       (750)      -            (2,795)
                                          -------   -------        -------

Cash Flow From Financing Activities
Issuance of common stock                      -        -              -
Advances from shareholder                    750       -             2,795
                                          -------   -------        -------

Net Cash Provided By Financing Activities    750       -             2,795
                                          -------   -------        -------
Increase(decrease) in Cash                    -        -              -

Cash and Cash Equivalents - Beginning of
           period                             -        -              -
                                          -------   -------        -------
Cash and Cash Equivalents - End of
           period                        $    -    $   -          $   -
                                          =======   =======        =======
Supplemental Cash Flow Information
 Interest paid                           $    -    $   -          $   -
                                          =======   =======        =======
 Taxes paid                              $   -     $   -          $   -
                                          =======   =======        =======

The accompanying notes are an integral part of these financial statements

                           SUPER VENTURES CORPORATION
                         (A Development Stage Company)
              Interim Statement of Changes in Stockholders' Equity
                  FROM INCEPTION(MAY 9, 2000) TO May 31, 2003
                                  (UNAUDITED)



                                                        Deficit
                                                      Accumulated
                                           Additional  During the
                         Common Stock      Paid-In   Development
                      Shares   Amount        Capital     Stage       Totals
Balance - May 9,
 2000                   -      $   -      $    -       $    -     $    -


Stock issued for
 services             400,000       400        -            -          400

Net loss for
   period               -          -           -           (945)      (945)
                     --------   -------     -------     -------    -------

Balance - August
 31, 2000             400,000  $    400    $   -       $   (945)  $   (545)

Stock issued for
 services           9,624,000     9,624        -            -        9,624

Net loss for
   year                 -          -           -        (11,124)   (11,124)
                   ----------   -------     -------     -------    -------
Balance - August
 31, 2001          10,024,000  $ 10,024    $   -       $(12,069)  $ (2,045)

Stock issued for
 services               -          -           -            -         -

Net loss for
   year                 -          -           -           (750)      (750)
                   ----------   -------     -------     -------    -------
Balance - August
 31, 2002          10,024,000  $ 10,024    $   -       $(12,819)  $ (2,795)

Net loss - May
 31, 2003              -           -           -            -         -
                   ----------   -------     -------     -------    -------
Balance - May
 31, 2003          10,024,000  $ 10,024    $   -       $(12,819)  $ (2,795)
                   ==========   =======     =======     =======    =======











The accompany notes are an integral part of these financial statements.

                           SUPER VENTURES CORPORATION
                          (A Development Stage Company)
                      Notes To Interim Financial Statements
                                  May 31, 2003
                                   (UNAUDITED)

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

         Basis of Accounting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements for the year ended August 31, 2002 and notes thereto contained in the Report on Form 10-KSB of Super Ventures Corporation (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the nine months ended May 3, 20034 are not necessarily indicative of the results for the full fiscal year ended August 31, 2002.

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

                           SUPER VENTURES CORPORATION
                          (A Development Stage Company)
                      Notes To Interim Financial Statements
                                  May 31, 2003
                                  (UNAUDITED)

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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Deferred tax assets
  Net operating loss carryforwards                       $  12,819
  Valuation allowance for deferred tax assets              (12,819)
                                                          --------
Net deferred tax assets                                  $    -
                                                          ========

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of May 31, 2003, the Company had net operating loss carryforwards of approximately $ 12,819 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2017. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

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

Results of Operations

     For the nine months ended May 31, 2003 the Company has not generated any revenues. Management's efforts to date have been devoted to focusing on raising capital in order to fulfil its business objectives. To date, management has been unsuccessful. The Company has incurred operating losses to date of $12,819 and will continue to incur losses until such time as an acquisition candidate is identified and, even if successful in acquiring a business or consummating a business combination, there can be no assurance that this business will be profitable.

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

ITEM 3.  CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report under the supervision and participation of certain members of the Company's management, including the President, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures ( as defined in Rules 13a - 14 and 15d - 14c to the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company's President believes that the disclosure controls and procedures are effective with respect to timely communicating to them and other members of management responsible for preparing periodic reports all material information required to be disclosed in this report as it relates to the Company.

Item 6 - Exhibits and Reports on Form 8-K

         Exhibit 11 - Computation of earnings per common share - see
                      Statement of Operations

         Reports on Form 8-K - None

         Exhibit 31& 32   Certification in connection with the Sorbanes-Oxley
                          Act

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act , the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


SUPER VENTURES CORPORATION

BY: /s/ M. WINICK
   ---------------------------
   Marvin N. Winick, President


Dated:  December 1, 2004

                                                            Exhibit 31.1

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)




I, Marvin N. Winick, certify that;


     1. I have reviewed this quarterly report on Form 10-QSB of Super Ventures Corporation.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registration as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





                                       /s/ Marvin Winick
                           ---------------------------------------------
                                        Marvin Winick
                                         President





December 1, 2004







                                                                    EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of Super Ventures Corporation, a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ending May 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Marvin N. Winick President & CEO, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                            /s/ Marvin Winick
                             -------------------------------------------
                                             Marvin N. Winick
                                             President & CEO


December 1, 2004.