Form 10KSB
period 2004-08-31
SUPER VENTURES CORP
filed 2004-12-01
CIK 1121600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                   Form 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                         Date of Report            August 31, 2004

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

     The issuer's revenues for the fiscal year ended August 31, 2004 were $ nil

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
                      YES         NO
                           -----      -----

                  APPLICABLE ONLY TO CORPORATE REGISTRANTS

     As of August 31, 2004, there were 24,000 shares of the issuer's common stock, $ .001 par value, outstanding with an aggregate market value of $ 24 held by non-affiliates. For the purpose of this disclosure, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended August 31, 2004.

                                   PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common shares, par value $ .001 (the "Shares") are not being traded on a stock market exchange at this time.

     On August 31, 2004, there were 34 shareholders.

     The Company has never paid a cash dividend and does not presently anticipate doing so in the foreseeable future, but expects to retain earnings, if any, for use in its business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

     For the fiscal year ended August 31, 2004, there were no operations. The Company has been using consultants, directors and officers to locate suitable business acquisitions and as such has been paying these consultants, officers and directors with common stock of the Company.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

     The following table and notes thereto set forth information regarding the beneficial ownership of the Company's Shares as of August 31, 2004 by (i) each person known by the Company to be the beneficial owner of more than 5% of such voting security, (ii) each director of the Company, and (iii) all executive officers and directors of the Company as a group. The percentages have been calculated by taking into account all Shares owned on the record date as well as all such Shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter. Unless otherwise indicated, all persons listed below have sole voting and sole investment power over the Shares owned.

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

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

DOCUMENTS FILED WITH THIS REPORT

1.       Financial Statements

Independent Auditors' Report

Balance Sheets as of August 31, 2004 and 2003

Statements of Operations for the years ended August 31, 2004 and 2003

Statement of Stockholders' Equity from Inception(May 9, 2000)to August 31, 2004

Statements of Cash Flows for the years ended August 31, 2004 and 2003

Notes to Financial Statements as of August 31, 2004

Financial Statement Schedules

     Financial statement schedules have been omitted because the required information is inapplicable or because the information is presented in the financial statements or related notes.

2.       Exhibits

23       Consent of Independent Auditors

31 & 32  Certifications

SIGNATURES

REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed during the quarter ended August 31, 2004.


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

/s/   MARVIN WINICK      Director, President              December 1, 2004
----------------------
Marvin Winick

/s/ STERLING KLEIN       Director, Secretary/Treasurer    December 1, 2004
----------------------
Sterling Klein

/s/ SAKWINDER NARWAL     Director                         December 1, 2004
----------------------
Sakwinder Narwal

                           Super Ventures Corporation.
                          (A Development Stage Company)


                              Financial Statements
                                 August 31, 2004

                                     INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Super Ventures Corporation.


     We have audited the accompanying balance sheet of Super Ventures Corporation (A Development Stage Company) as of August 31, 2004 and 2003, and the related statement of operations, cash flows, and changes in stockholders' equity for the year then ended and for the period May 9, 2000(inception) to August 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Super Ventures Corporation. at August 31, 2004, and the results of their operations and their cash flows for the year then ended and for the period, May 9, 2000(inception) to August 31, 2004 in conformity with accounting principles generally accepted in the United States.

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



Michael Johnson & Co., LLC
Denver, Colorado
November 1, 2004.

                           Super Ventures Corporation.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                   AUGUST 31,


                                                     2004        2003
ASSETS:

Current Assets:
  Cash                                             $   -       $   -
                                                    --------    -------
Total Current Assets                                   -           -
                                                    --------    -------

Other Assets
Incorporation Costs                                    -           -
                                                    --------    -------
Total Other Costs                                      -           -
                                                    --------    -------

TOTAL ASSETS                                       $   -       $   -
                                                    ========    =======


LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
Accounts payable                                   $  1,500    $   750
Advance from shareholder                              2,795      2,045
                                                    -------     ------

TOTAL CURRENT LIABILITIES                             4,295      2,795
                                                    -------     ------

Stockholders' Equity:
  Preferred stock, $.001 par value, 5,000,000
   shares authorized: none outstanding                  -          -
  Common stock, $.001 par value, 50,000,000
   shares authorized, 10,024,000 shares issued and
    outstanding( 2003 - 10,024,000)                  10,024     10,024
  Deficit accumulated during the development stage  (14,319)   (12,819)
                                                   --------     ------

Total Stockholders' Equity                           (4,295)    (2,795)
                                                   --------     ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $    -   $      -
                                                    =======    =======




The accompanying notes are an integral part of these financial statements.

                           Super Ventures Corporation.
                         (A Development Stage Company)
                           STATEMENT OF OPERATIONS

                                                             From
                                                             May 9,
                                        Year      Year       2000
                                        Ended    Ended    (Inception)
                                        Aug 31,  Aug 31,    to Aug
                                         2004     2003     31, 2004

INCOME                                $     -  $     -      $     -

OPERATING EXPENSES:
Professional Fees                         750       750        3,750
Amortization Expense                       -         -            -
Administrative Expenses                    -         -        10,569
                                       ------   -------      -------
Total Operating Expenses                  750       750       14,319
                                       ------   -------      -------

Net Loss from Operations             $   (750) $   (750)    $(14,319)
                                      =======   =======      =======

Weighted average number of
  shares outstanding               10,024,000  10,024,000
                                   ==========  ==========

Net Loss Per Share                   $ (0.000) $ (0.000)
                                      =======   =======






















The accompanying notes are an integral part of these financial statements.

                           Super Ventures Corporation.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 From Inception(May 9, 2000) to August 31, 2004


                                                       Deficit
                                                     Accumulated
                                       Additional     During the
                        Common Stock    Paid-In      Development
                     Shares   Amount    Capital         Stage       Totals

Balance - May 9,
  2000                 -     $    -    $    -     $     -        $     -

Stock issued for
  Services           400,000     400        -           -            400
Net loss for
  Period               -          -         -         (945)         (945)
                   --------   ------   --------    --------       ------
Balance -  August
       31, 2000      400,000 $   400   $    -     $   (945)      $  (545)

Stock issued for
    Services       9,624,000   9,624        -           -          9,624
Net loss for year      -          -         -      (11,124)      (11,124)
                  ----------  ------    -------    -------         -------
Balance - August
   31, 2001       10,024,000 $10,024   $    -     $(12,069)     $ (2,045)

Net loss - August
   31, 2002           -           -         -         (750)         (750)
                  ---------   ------    -------    -------       -------

Balance - August
   31, 2002       10,024,000 $10,024   $    -     $(12,819)     $ (2,795)

Net loss - August
   31, 2003           -           -         -         (750)         (750)
                  ----------  ------    -------    -------       -------
Balance - August
   31, 2003       10,024,000 $10,024   $    -     $(13,569)     $ (3,545)

Net loss - August
   31, 2004           -           -         -         (750)         (750)
                  ----------  ------    -------    -------       -------
Balance - August
   31, 2004       10,024,000 $10,024   $    -     $(14,319)     $ (4,295)
                 ===========  ======    =======    =======       =======














The accompanying notes are an integral part of these financial statements.

                           Super Ventures Corporation.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                            From
                                                             May 9,
                                        Year      Year       2000
                                        Ended    Ended    (Inception)
                                        Aug 31,  Aug 31,    to Aug
                                         2004     2003     31, 2004

Cash Flows From Operating Activities:
  Net (Loss)                           $    (750) $   (750)  $  (14,319)
  Adjustments to reconcile net loss
    to net cash used in operating
      activities:
   Stock issued for services                 -          -        10,024
   Changes in assets and liabilities:
    Increase(decrease)in accounts payable    750        -         1,500
    Increase in Other Assets                 -          -          -
                                        --------    ------     -------
                                             750        -        11,524
                                        --------    ------     -------

Net Cash Used in Operating Activities        -      (1,500)      (2,795)
                                        --------    ------      -------

Cash Flow From Financing Activities:
  Issuance of Common Stock                   -         -           -
  Advances from shareholder                  -         750        2,795
                                         --------   ------      -------

  Net Cash Provided By Financing
        Activities                           -         750        2,795
                                         --------   ------      -------

Increase (Decrease) in Cash                  -         -           -

Cash and Cash Equivalents - Beginning of
       period                                -         -           -
                                         --------   -----      -------

Cash and Cash Equivalents - End of
       period                          $     -     $   -     $     -
                                        ========    ======    =======

Supplemental Cash Flow Information:
  Interest paid                        $     -     $   -     $      -
                                        ========    =====     ========
  Taxes paid                           $     -     $   -     $      -
                                        ========    =====     ========


The accompanying notes are an integral part of these financial statements.

                           Super Ventures Corporation.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                 August 31, 2004

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

                           Super Ventures Corporation.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                 August 31, 2004

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

                           Super Ventures Corporation.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                 August 31, 2004


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

Deferred tax assets
  Net operating loss carryforwards                       $ 14,319
  Valuation allowance for deferred tax assets             (14,319)
                                                          -------
Net deferred tax assets                                  $    -
                                                          =======

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of August 31, 2004, the Company had net operating loss carryforwards of approximately $ 14,319 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2017. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

Note 6 - Going Concern:

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company has generated no revenues and current liabilities exceed current assets by $ 4,295.


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

                                                            EXHIBIT 23


                         CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Super Ventures Corporation.

          We consent to incorporation of our report dated November 1, 2004, of the balance sheets of Super Ventures Corporation as of August 31, 2004 and 2003 and the related statements of operations, stockholders' equity and cash flows for the years then ended, which report appears in the August 31, 2004 annual report on Form 10-KSB of Super Ventures Corporation.


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

Date: December 1, 2004.

                               /s/ Marvin Winick
                              -----------------------------
                               Name: Marvin Winick
                               Title: President

EXHIBIT 32.1

                 CERTIFICATE PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with the Annual Report on Form 10-KSB of Super Ventures Corporation (the "Corporation") for the year ended August 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the President of the Corporation certifies that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Corporation.

  /s/ Marvin Winick
-------------------------------
Marvin Winick
President
December 1, 2004