Form 10QSB
period 2004-11-30
SUPER VENTURES CORP
filed 2005-07-22
CIK 1121600

                                  UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

             OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ended November 30, 2004, Commission File No. 0-31333

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

                            10,024,000


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           Super Ventures Corporation

                          (A Development Stage Company)

                          Interim Financial Statements

                               November 30, 2004

                                   (UNAUDITED)


                           Super Ventures Corporation

                         (A Development Stage Company)

                             INTERIM BALANCE SHEET

                               NOVEMBER 30, 2004

                                  (UNAUDITED)



                                                  November  Year Ended

                                                    30,      August 31

                                                   2004        2004

                                                (Unaudited)  (Audited)

ASSETS


Current Assets

Cash                                             $   -        $   -

                                                  -------      -------

Total Current Assets                                 -            -

                                                  -------      -------

Other Assets

Incorporation costs                                  -            -

                                                  -------      -------

Total Other Assets                                   -            -

                                                  -------      -------

TOTAL ASSETS                                     $   -        $   -

                                                  =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable                                 $  1,500     $  1,500

Advance from shareholder                            2,795        2,795

                                                  -------      -------

TOTAL CURRENT LIABILITIES                           4,295        4,295

                                                  -------      -------

Stockholders' Equity

Preferred stock, authorized 5,000,000 shares

 par value $ .001: none outstanding                  -            -

Common stock, authorized 50,000,000 shares,

 par value $ .001, issued and outstanding

  - 10,024,000( August 31, 2004 - 10,024,000)      10,024       10,024

Deficit accumulated during the development stage  (14,319)     (14,319)

                                                  -------      -------

Total Stockholders' Equity                         (4,295)      (4,295)

                                                  -------      -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   -        $   -

                                                  =======      =======



The accompanying notes are an integral part of these financial statements


                           Super Ventures Corporation

                          (A Development Stage Company)

                         INTERIM STATEMENT OF OPERATIONS

                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 2004

                                   (UNAUDITED)




                                                                    From

                                                                  May 9, 2000

                                                                  (Inception)

                                          Three Months Ended          to

                                            November  30,        November 30,

                                          2004      2003             2004


INCOME                                   $   -      $   -        $   -

                                          -------    -------      -------

OPERATING EXPENSES

Professional Fees                            -          -           3,750

Amortization Expenses                        -          -            -

Administrative Expenses                      -          -          10,569

                                          -------    -------      -------

Total Operating Expenses                     -          -          14,319

                                          -------    -------      -------

Net Loss from Operations                 $   -      $   -        $(14,319)

                                          =======    =======      =======

Weighted average number of shares

 outstanding                           10,024,000   10,024,000

                                       ==========   ==========

Net Loss Per Share                       $   -      $   -

                                          =======    =======



The accompanying notes are an integral part of these financial statements.


                           Super Ventures Corporation

                         (A Development Stage Company)

                        INTERIM STATEMENT OF CASH FLOWS

                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 2004

                                  (UNAUDITED)




                                                                    From

                                                                  May 9, 2000

                                                                  (Inception)

                                          Three Months Ended          to

                                            November  30,        November 30,

                                          2004      2003             2004


Cash Flows From Operating Activities

Net loss                                  $   -    $   -        $  (14,319)

Adjustments to reconcile net loss to

net cash used operating activities:

 Stock issued for services                    -        -            10,024

Changes in assets and liabilities

 Increase(decrease)in accounts payable        -        -             1,500

 Increase in Other Assets                     -        -              -

                                          -------   -------        -------

                                              -        -            11,524

                                          -------   -------        -------

Net Cash Used in Operating Activities         -        -           (2,795)

                                          -------   -------        -------

Cash Flow From Financing Activities

Issuance of common stock                      -        -              -

Advances from shareholder                     -        -             2,795

                                          -------   -------        -------

Net Cash Provided By Financing Activities     -        -             2,795

                                          -------   -------        -------

Increase(decrease) in Cash                    -        -              -

Cash and Cash Equivalents - Beginning of

           period                             -        -              -

                                          -------   -------        -------

Cash and Cash Equivalents - End of

           period                        $    -    $   -          $   -

                                          =======   =======        =======

Supplemental Cash Flow Information

 Interest paid                           $    -    $   -          $   -

                                          =======   =======        =======

 Taxes paid                              $   -     $   -          $   -

                                          =======   =======        =======



The accompanying notes are an integral part of these financial statements


                           Super Ventures Corporation

                         (A Development Stage Company)

              Interim Statement of Changes in Stockholders' Equity

                  FROM INCEPTION(MAY 9, 2000) TO NOVEMBER 30, 2004

                                  (UNAUDITED)




                                                        Deficit

                                                      Accumulated

                                           Additional  During the

                           Common Stock      Paid-In   Development

                      Shares   Amount        Capital     Stage       Totals


Balance - May 9,

 2000                   -      $   -      $    -       $    -     $    -

Stock issued for

 services             400,000       400        -            -          400

Net loss for

   period               -          -           -           (945)      (945)

-

                     --------   -------     -------     -------    -------

Balance - August

 31, 2000             400,000  $    400    $   -       $   (945)  $   (545)

Stock issued for

 services           9,624,000     9,624        -            -        9,624

Net loss for

   year                 -          -           -        (11,124)   (11,124)

                   ----------   -------     -------     -------    -------

Balance - August

 31, 2001          10,024,000  $ 10,024    $   -       $(12,069)  $ (2,045)

Stock issued for

 services               -          -           -            -         -

Net loss for

   year                 -          -           -           (750)      (750)

                   ----------   -------     -------     -------    -------

Balance - August

 31, 2002          10,024,000  $ 10,024    $   -       $(12,819)  $ (2,795)

Net loss - August

 31, 2004              -           -           -           (750)      (750)

                   ----------   -------     -------     -------    -------

Balance - August

 31, 2004          10,024,000  $ 10,024    $   -       $(13,569)  $ (3,545)

Net loss - August

 31, 2004              -           -           -           (750)      (750)

                   ----------   -------     -------     -------    -------

Balance - August

 31, 2004          10,024,000  $ 10,024    $   -       $(14,319)  $ (4,295)

Net loss - November

  30, 2004             -           -           -            -          -

                   ----------   -------     -------     -------    -------

Balance - November

 30, 2004          10,024,000  $ 10,024    $   -       $(14,319)  $ (4,295)

                   ==========   =======     =======     =======    =======



The accompany notes are an integral part of these financial statements.


                           Super Ventures Corporation

                         (A Development Stage Company)

                     Notes To Interim Financial Statements

                               November 30, 2004

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


                           Super Ventures Corporation

                         (A Development Stage Company)

                     Notes To Interim Financial Statements

                               November 30, 2004

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


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

THEREOF OR SIMILAR  EXPRESSIONS OR BY  DISCUSSIONS  OF STRATEGY.  THE CAUTIONARY

STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED

FORWARD-LOOKING  STATEMENTS  WHEREVER  THEY  APPEAR IN THIS  REPORT.  OUR ACTUAL

RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS REPORT.

Results of Operations

     For the three months ended November 30, 2004, the Company has not generated any  revenues.  Management's  efforts to date have been  devoted to  focusing on raising capital in order to fulfil its business objectives.  To date, management has been  unsuccessful.  The Company has  incurred  operating  losses to date of

$14,319 and will  continue  to incur  losses  until such time as an  acquisition candidate  is  identified  and,  even if  successful  in acquiring a business or consummating  a  business  combination,  there  can be no  assurance  that  this business will be profitable.

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


                          SIGNATURES

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the

Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Super Ventures Corporation

BY: /s/ M. WINICK

   ---------------------------

   Marvin N. Winick, President

Dated:  December 27, 2004


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


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

December 27, 2004

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

November  30, 2004 as filed with the  Securities  and Exchange  Commission  (the

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

December 27, 2004.